Form 10-Q
period 2008-11-30
KNIGHT CAPITAL, CORP.
filed 2009-01-14
CIK 1439984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

          [ X ] Yes   [ ] No

As of November 30, 2008 the Issuer had 1,320,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The consolidated financial statements of Knight Capital Corp  (the "Company"), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the fiscal year ended May 31, 2008, as included in the Company's registration statement on Form 10.

KNIGHT CAPITAL CORP

FINANCIAL STATEMENTS

PERIOD ENDED NOVEMBER 30, 2008

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet (Unaudited)	3

Statements of Operations (Unaudited)	4

Statements of Cash Flows (Unaudited)	5-6

Notes to Unaudited Financial Statements	7-8

KNIGHT CAPITAL CORP.
(A Development Stage Company)
BALANCE SHEETS

		Nov. 30, 2008
	May 31, 2008	(Unaudited)
ASSETS

Current assets
Cash	$ 5,000	$ 4,733
Total current assets	5,000	4,733

Total Assets	$ 5,000	$ 4,733

LIABILITIES &
STOCKHOLDERS' EQUITY

Total Liabilities	$ -	$ -

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
736,668 shares (May 31, 2008) and	8,840
1,320,000 shares (Nov. 30, 2008) issued and outstanding		15,840
Additional paid in capital
Common stock subscribed (583,332 shares)	7,000
Stock subscription receivable	(7,000)
Deficit accumulated during the development stage	(3,840)	(11,107)

Total Stockholders' Equity	5,000	4,733

Total Liabilities and Stockholders' Equity	$ 5,000	$ 4,733

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			May 22, 2008
	Three Months	Six Months	(Inception)
	Ended	Ended	Through
	Nov. 30, 2008	Nov. 30, 2008	Nov. 30, 2008

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	-	17	3,857
Legal and accounting	1,500	7,250	7,250
	1,500	7,267	11,107

Gain (loss) from operations	(1,500)	(7,267)	(11,107)

Other income (expense):	-	-	-

Income (loss) before
provision for income taxes	(1,500)	(7,267)	(11,107)

Provision for income tax	-	-	-

Net income (loss)	$ (1,500)	$ (7,267)	$ (11,107)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.01)

Weighted average number of
common shares outstanding	1,320,000	1,271,389

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

Period From
May 22, 2008
	Six Months	(Inception)
	Ended	Through
	Nov. 30, 2008	Nov. 30, 2008

Cash Flows From Operating Activities:
Net income (loss)	$ (7,267)	$ (11,107)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances	-	3,840
Net cash provided by (used for)
operating activities	(7,267)	(7,267)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

		Period From
		May 22, 2008
	Six Months	(Inception)
	Ended	Through
	Nov. 30, 2008	Nov. 30, 2008

Cash Flows From Financing Activities:
Sales of common stock	7,000	12,000
Net cash provided by (used for)
financing activities	7,000	12,000

Net Increase (Decrease) In Cash	(267)	4,733

Cash At The Beginning Of The Period	5,000	-

Cash At The End Of The Period	$ 4,733	$ 4,733

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Liquidity and Capital Resources

As of November 30, 2008, the Company remains in the development stage.  For the period ended November 30, 2008, the Company’s balance sheet reflects total assets of $4,733, and no liabilities.

Results of Operations

During the period from May 22, 2008 (inception) through November 30, 2008, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended November 30, 2008. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended November 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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