Form 10-Q
period 2009-08-31
KNIGHT CAPITAL, CORP.
filed 2009-10-14
CIK 1439984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53213

KNIGHT CAPITAL CORP

 (Exact name of registrant as specified in its charter)

Colorado	26-2666328
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

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

          [ X ] Yes   [ ] No

As of August 31, 2009 the Issuer had 1,320,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The  financial statements of Knight Capital Corp.,  (the "Company"), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the fiscal year ended May 31, 2009, as included in the Company's annual report on Form 10-K.

KNIGHT CAPITAL CORP

FINANCIAL STATEMENTS

PERIOD ENDED AUGUST 31, 2009

KNIGHT CAPITAL CORP.
(A Development Stage Company)
BALANCE SHEETS

	August 31, 2009	May 31, 2009
	(Unaudited)
ASSETS

Current assets
Cash	$ 2,003	$ 2,270
Total current assets	2,003	2,270

Total Assets	$ 2,003	$ 2,270

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	2,500	-
Total current liabilities	2,500	-

Total Liabilities	$ 2,500	$ -

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	-	-
Deficit accumulated during the development stage	(16,337)	(13,570)

Total Stockholders' Equity	(497)	2,270

Total Liabilities and Stockholders' Equity	$ 2,003	$ 2,270

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008	Period From Inception (May 22, 2008) Through August 31, 2009

Revenue	$ -	$ -	$ -

Operating expenses:
Consulting Fees	-	-	3,840
General and administrative	-	17	17
Legal and accounting	2,767	5,750	12,480
	2,767	5,767	16,337

Gain (loss) from operations	(2,767)	(5,767)	(16,337)

Other income (expense):	-	-	-

Income (loss) before
provision for income taxes	(2,767)	(5,767)	(16,337)

Provision for income tax	-	-	-

Net income (loss)	$ (2,767)	$ (5,767)	$ (16,337)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	1,320,000	1,222,778

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008	Period From Inception (May 22, 2008) Through August 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$ (2,767)	$ (5,767)	$ (16,337)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances		-	3,840
Accounts payable	2,500	-	2,500
Net cash provided by (used for)
operating activities	(267)	(5,767)	(9,997)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Sales of common stock	-	7,000	12,000
Net cash provided by (used for)
financing activities	-	7,000	12,000

Net Increase (Decrease) In Cash	(267)	1,233	2,003
Cash At The Beginning Of The Period	2,270	5,000	-
Cash At The End Of The Period	$ 2,003	$ 6,233	$ 2,003

Schedule Of Non-Cash Investing And Financing Activities
None
Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Liquidity and Capital Resources

As of August 31, 2009, the Company remains in the development stage.  For the period ended August 31, 2009, the Company’s balance sheet reflects total assets of $2,003, and current liabilities of $2,500.

Results of Operations

During the period from May 22, 2008 (inception) through August 31, 2009, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended August 31, 2009. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending May 31, 2010, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company anticipates that it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending May 31, 2010 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

To provide additional funds to meet current obligations, on September 14, 2009, subsequent to the end of the quarter, the Company obtained a $2,000 loan from a major shareholder, which is evidenced by a promissory note.   The Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either rely on its major shareholders to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended August 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  October 14, 2009