Form 10-Q
period 2009-11-30
KNIGHT CAPITAL, CORP.
filed 2010-01-05
CIK 1439984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

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

          [ X ] Yes   [ ] No

As of November 30, 2009 the Issuer had 1,320,000 shares of common stock issued and outstanding.

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

KNIGHT CAPITAL CORP

FINANCIAL STATEMENTS

PERIOD ENDED NOVEMBER 30, 2009

KNIGHT CAPITAL CORP
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2009	May 31, 2009
	(Unaudited)
ASSETS

Current assets
Cash	$ 2,557	$ 2,270
Total current assets	2,557	2,270

Total Assets	$ 2,557	$ 2,270

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	93	-
Loan Payable - Related parties	4,100
Total current liabilities	4,193	-

Total Liabilities	$ 4,193	$ -

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	-	-
Deficit accumulated during the development stage	(17,476)	(13,570)

Total Stockholders' Equity	(1,636)	2,270

Total Liabilities and Stockholders' Equity	$ 2,557	$ 2,270

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
	Three Months	Three Months	Six Months	Six Months	(May 22, 2008)
	Ended	Ended	Ended	Ended	Through
	Nov. 30, 2009	Nov. 30, 2008	Nov. 30, 2009	Nov. 30, 2008	Nov. 30, 2009

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Consulting Fees	-	-	-	-	3,840
General and administrative	-	-	-	17	17
Legal and accounting	1,139	1,500	3,906	7,250	13,619
	1,139	1,500	3,906	7,267	17,476

Gain (loss) from operations	(1,139)	(1,500)	(3,906)	(7,267)	(17,476)

Other income (expense):	-	-	-	-	-

Income (loss) before
provision for income taxes	(1,139)	(1,500)	(3,906)	(7,267)	(17,476)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (1,139)	$ (1,500)	$ (3,906)	$ (7,267)	$ (17,476)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of
common shares outstanding	1,320,000	1,222,778	1,320,000	1,222,778

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	Six Months	Six Months	(May 22, 2008)
	Ended	Ended	Through
	Nov. 30, 2009	Nov. 30, 2008	Nov. 30, 2009

Cash Flows From Operating Activities:
Net income (loss)	$ (3,906)	$ (7,267)	$ (17,476)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances		-	3,840
Accounts payable	93	-	93
Net cash provided by (used for)
operating activities	(3,813)	(7,267)	(13,543)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Sales of common stock	-	7,000	12,000
Loan payable - related parties	4,100	-	4,100
Net cash provided by (used for)
financing activities	4,100	7,000	16,100

Net Increase (Decrease) In Cash	287	(267)	2,557
Cash At The Beginning Of The Period	2,270	5,000	-
Cash At The End Of The Period	$ 2,557	$ 4,733	$ 2,557

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item’s estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the price to the client is fixed or determinable, and collectability is reasonably assured

Use of Estimates

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

NOTE 2. LOAN PAYABLE – RELATED PARTIES:

The Company has received loans from an officer and shareholders.  The loans are unsecured and accrue interest of 10% annually.  At the discretion of the Company’s Board of Directors, on the date an agreement has been reached to merge or sell the company, a cash payment of principal and accrued interest is to be made in lump sum or converted into common shares at a market value of $0.02 per share

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

As of November 30, 2009, the Company remains in the development stage.  For the period ended November 30, 2009, the Company’s balance sheet reflects total assets of $2,557, and current liabilities of $4,193.

Results of Operations

During the period from May 22, 2008 (inception) through November 30, 2009, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended November 30, 2009. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

To provide additional funds to meet current obligations, during the quarter the Company obtained loans from two major shareholders in the amounts of $2,000 and $2,100, which are evidenced by a promissory notes.   The Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either rely on its major shareholders to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended November 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  January 4, 2010