Form 10-Q
period 2010-02-28
KNIGHT CAPITAL, CORP.
filed 2010-04-14
CIK 1439984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

or

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

          [ X ] Yes   [ ] No

As of February 28, 2010 the Issuer had 1,320,000 shares of common stock issued and outstanding.

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

KNIGHT CAPITAL CORP

FINANCIAL STATEMENTS

PERIOD ENDED FEBRUARY 28, 2010

KNIGHT CAPITAL CORP
(A Development Stage Company)
BALANCE SHEETS

	February 28, 2010	May 31, 2009
	(Unaudited)
ASSETS

Current assets
Cash	$ 1,874	$ 2,270
Total current assets	1,874	2,270

Total Assets	$ 1,874	$ 2,270

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	-	-
Loan Payable - Related parties	4,100
Total current liabilities	4,100	-

Total Liabilities	$ 4,100	$ -

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	-	-
Deficit accumulated during the development stage	(18,066)	(13,570)

Total Stockholders' Equity	(2,226)	2,270

Total Liabilities and Stockholders' Equity	$ 1,874	$ 2,270

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
	Three Months	Three Months	Nine Months	Nine Months	(May 22, 2008)
	Ended	Ended	Ended	Ended	Through
	Feb. 28, 2010	Feb. 28, 2009	Feb. 28, 2010	Feb. 28, 2009	Feb. 28, 2010

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Consulting Fees	-	-	-	-	3,840
General and administrative	-	-	-	17	17
Legal and accounting	590	1,783	4,496	9,033	14,209
	590	1,783	4,496	9,050	18,066

Gain (loss) from operations	(590)	(1,783)	(4,496)	(9,050)	(18,066)

Other income (expense):	-	-	-	-	-

Income (loss) before
provision for income taxes	(590)	(1,783)	(4,496)	(9,050)	(18,066)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (590)	$ (1,783)	$ (4,496)	$ (9,050)	$ (18,066)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of
common shares outstanding	1,320,000	1,320,000	1,320,000	1,301,684

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	Nine Months	Nine Months	(May 22, 2008)
	Ended	Ended	Through
	Feb. 28, 2010	Feb. 28, 2009	Feb. 28, 2010

Cash Flows From Operating Activities:
Net income (loss)	$ (4,496)	$ (9,050)	$ (18,066)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances		-	3,840
Accounts payable	-	250	-
Net cash provided by (used for)
operating activities	(4,496)	(8,800)	(14,226)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Sales of common stock	-	7,000	12,000
Loan payable - related parties	4,100	-	4,100
Net cash provided by (used for)
financing activities	4,100	7,000	16,100

Net Increase (Decrease) In Cash	(396)	(1,800)	1,874
Cash At The Beginning Of The Period	2,270	5,000	-
Cash At The End Of The Period	$ 1,874	$ 3,200	$ 1,874

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Liquidity and Capital Resources

As of February 28, 2010, the Company remains in the development stage.  For the period ended February 28, 2010, the Company’s balance sheet reflects total assets of $1,874, and current liabilities of $4,100.

Results of Operations

During the period from May 22, 2008 (inception) through February 28, 2010, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended February 28, 2010. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended February 28, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVEDAND RESERVED).

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

KNIGHT CAPITAL CORP

By:  /S/ Patsy Sessions

Patsy Sessions, Chief Executive Officer

By: /S/  Dean Sessions

Dean Sessions, Principal Financial Officer

Date:  April  14, 2010