Form 10-Q
period 2010-08-31
KNIGHT CAPITAL, CORP.
filed 2010-10-21
CIK 1439984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53213

KNIGHT CAPITAL CORP

 (Exact name of registrant as specified in its charter)

Colorado	26-2666328
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1175 Osage, Suite 204 Denver, CO 80204
(Address of principal executive offices)
303-623-5400
(Registrant’s telephone number, including area code)
3250 W. 114th Circle, Unit D Westminster, CO 80031
(Former name, former address and former fiscal year, if changed since last report)

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

          [ X ] Yes   [ ] No

As of August 31, 2010 the Issuer had 1,320,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The  financial statements of Knight Capital Corp.,  (the "Company"), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the fiscal year ended May 31, 2010, as included in the Company's annual report on Form 10-K.

KNIGHT CAPITAL CORP

FINANCIAL STATEMENTS

PERIOD ENDED AUGUST 31, 2010

KNIGHT CAPITAL CORP
(A Development Stage Company)
BALANCE SHEETS

	August 31, 2010	May 31, 2010
	(Unaudited)
ASSETS

Current assets
Cash	$ 1,229	$ 1,289
Total current assets	1,229	1,289

Total Assets	$ 1,229	$ 1,289

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	-	-
Accrued Interest Payable	247	247
Loan Payable - Related parties	4,100	4,100
Total current liabilities	4,347	4,347

Total Liabilities	$ 4,347	$ 4,347

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	-	-
Deficit accumulated during the development stage	(18,958)	(18,898)

Total Stockholders' Equity	(3,118)	(3,058)

Total Liabilities and Stockholders' Equity	$ 1,229	$ 1,289

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Inception
	Three Months	Three Months	(May 22, 2008)
	Ended	Ended	Through
	Aug. 31, 2010	Aug. 31, 2009	Aug. 31, 2010

Revenue	$ -	$ -	$ -

Operating expenses:
Filing Fees	60	-	60
General and administrative	-	-	17
Legal and accounting	-	2,767	18,634
	60	2,767	18,711

Gain (loss) from operations	(60)	(2,767)	(18,711)

Other income (expense):	-	-	(247)

Income (loss) before
provision for income taxes	(60)	(2,767)	(18,958)

Provision for income tax	-	-	-

Net income (loss)	$ (60)	$ (2,767)	$ (18,958)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	1,320,000	1,320,000

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	Three Months	Three Months	(May 22, 2008)
	Ended	Ended	Through
	August 31, 2010	August 31, 2009	August 31, 2010

Cash Flows From Operating Activities:
Net income (loss)	$ (60)	$ (2,767)	$ (18,958)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances		-	3,840
Accounts payable	-	2,500	247
Net cash provided by (used for)
operating activities	(60)	(267)	(14,871)

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Sales of common stock	-		12,000
Loan payable - related parties		-	4,100
Net cash provided by (used for)
financing activities	-	-	16,100

Net Increase (Decrease) In Cash	(60)	(267)	1,229
Cash At The Beginning Of The Period	1,289	2,270	-
Cash At The End Of The Period	$ 1,229	$ 2,003	$ 1,229

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Knight Capital Corp (the “Company”), was incorporated in the State of Colorado on May 22, 2008. The Company was formed to explore merger and acquisitions opportunities with other companies. The Company is currently considered to be in the development stage, having generated no revenues and conducted only limited activities.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

NOTE 2.  LOAN PAYABLE – RELATED PARTIES:

The Company has received loans from an officer and shareholders.  The loans are unsecured and accrue interest of 10% annually.  At the discretion of the Company’s Board of Directors, on the date an agreement has been reached to merge or sell the company, a cash payment of principal and accrued interest is to be made in lump sum or converted into common shares at a market value of $0.02 per share.  Such loans were paid in full subsequent to the end of the quarter, in conjunction with a change of control of the Company as of September 15, 2010.

NOTE 3.  SUBSEQUENT EVENT

On September 15, 2010, the Company had a change of control.  On that date, a group of buyers (the “Buyers”) acquired a total of 1,254,000 shares, representing 95% of the issued and outstanding common stock of the Registrant. The shares were purchased for cash, and the transaction resulted in a change of control of the Registrant.  One of the Buyers, Trout Trading Company, Inc., a Colorado corporation, acquired 427,000 shares, or approximately 32.35% of the issued and outstanding stock.  Five other Buyers, including Zeng Mei Ying, Chen Shao Xing, Zeng Guo Ji, Jiang Hui Fang and Zeng Chen Ti, each acquired 125,400 shares, or 9.5% of the issued and outstanding stock

ITEM 2.

 MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

As of August 31, 2010, the Company remains in the development stage.  For the period ended August 31, 2010, the Company’s balance sheet reflects total assets of $1,229, and current liabilities of $4,347.

Results of Operations

During the period from May 22, 2008 (inception) through August 31, 2010, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended August 31, 2010. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending May 31, 2011, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company anticipates that it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending May 31, 2011 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended August 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KNIGHT CAPITAL CORP

By:  /S/ Jay Lutsky

Jay Lutsky, Chief Executive Officer

Date:  October 21, 2010

By: /S/ Jay Lutsky

Jay Lutsky, Principal Financial Officer

Date:  October 21, 2010