Form 10-Q
period 2010-11-30
KNIGHT CAPITAL, CORP.
filed 2011-01-13
CIK 1439984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

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

[ X ] Yes   [ ] No

As of January 13, 2011 the Issuer had 1,320,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The  financial statements of Knight Capital Corp.,  (the "Company"), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the annual financial statements of the Company for the fiscal year ended May 31, 2010, as included in the Company's annual report on Form 10-K.

KNIGHT CAPITAL CORP

FINANCIAL STATEMENTS

PERIOD ENDED NOVEMBER 30, 2010

KNIGHT CAPITAL CORP
(A Development Stage Company)
BALANCE SHEETS

	November 30,	May 31,
	2010	2010
	(Unaudited)
ASSETS

Current assets
Cash	$ 4	$ 1,289
Total current assets	4	1,289

Total Assets	$ 4	$ 1,289

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	$ 3,063	$ -
Accrued Interest Payable	-	247
Loan Payable - Related parties	-	4,100
Total current liabilities	3,063	4,347

Total Liabilities	3,063	4,347

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	4,347	-
Deficit accumulated during the development
stage	(23,246)	(18,898)

Total Stockholders' Equity	(3,059)	(3,058)

Total Liabilities and Stockholders' Equity	$ 4	$ 1,289

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
	Three Months	Three Months	Six Months	Six Months	(May 22, 2008)
	Ended	Ended	Ended	Ended	Through
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009	November 30, 2010

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Filing Fees	-	-	60	-	60
General and administrative	-	-	-	-	17
Legal and accounting	4,288	1,139	4,288	3,906	22,922
	4,288	1,139	4,348	3,906	22,999

Gain (loss) from operations	(4,288)	(1,139)	(4,348)	(3,906)	(22,999)

Other income (expense):	-	-	-	-	(247)

Income (loss) before
provision for income taxes	(4,288)	(1,139)	(4,348)	(3,906)	(23,246)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (4,288)	$ (1,139)	$ (4,348)	$ (3,906)	$ (23,246)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	1,320,000	1,320,000	1,320,000	1,320,000

The accompanying notes are an integral part of the financial statements.

KNIGHT CAPITAL CORP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	Six Months	Six Months	(May 22, 2008)
	Ended	Ended	Through
	November 30, 2010	November 30, 2009	November 30, 2010

Cash Flows From Operating Activities:
Net income (loss)	$ (4,348)	$ (3,906)	$ (23,246)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances		-	3,840
Accounts payable	3,063	93	3,310
Net cash provided by (used for)
operating activities	(1,285)	(3,813)	(16,096)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Sales of common stock	-	-	12,000
Loan payable - related parties	-	4,100	4,100
Net cash provided by (used for)
financing activities	-	4,100	16,100

Net Increase (Decrease) In Cash	(1,285)	287	4

Cash At The Beginning Of The Period	1,289	2,270	-

Cash At The End Of The Period	$ 4	$ 2,557	$ 4

Schedule Of Non-Cash Investing And Financing
Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Shareholder debt contributed to capital	$ 4,347	$ -	$ 4,347

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

Income tax

The Company accounts for income taxes under Statement Accounting Standards Codification (ASC) 740, wherein deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 2.  CHANGE IN CONTROL

On September 15, 2010, the Company had a change of control.  On that date, a group of buyers (the “Buyers”) acquired a total of 1,254,000 shares, representing 95% of the issued and outstanding common stock of the Company. The shares were purchased for cash, and the transaction resulted in a change of control..  One of the Buyers, Trout Trading Company, Inc., a Colorado corporation, acquired 427,000 shares, or approximately 32.35% of the issued and outstanding stock.  Five other Buyers, including Zeng Mei Ying, Chen Shao Xing, Zeng Guo Ji, Jiang Hui Fang and Zeng Chen Ti, each acquired 125,400 shares, or 9.5% of the issued and outstanding stock.  The selling shareholders as a group retained ownership of 66,000 shares of the Company.

In connection with the change in control, previously outstanding unsecured, 10% interest bearing loans and accrued interest payable to an officer and shareholders were paid in full.  The satisfaction of this debt is recorded as a contribution to the capital of the Company.

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

Liquidity and Capital Resources

As of November 30, 2010, the Company remains in the development stage.  For the period ended November 30, 2010, the Company’s balance sheet reflects total assets of $4, and current liabilities of $3,063.

Results of Operations

During the period from May 22, 2008 (inception) through November 30, 2010, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended November 30, 2010, other than a change in controlling shareholders. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

The Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its major shareholders to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended November 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KNIGHT CAPITAL CORP

By:  /S/ Jay Lutsky

Jay Lutsky, Chief Executive Officer

Date:  January 11, 2011

By: /S/ Jay Lutsky

Jay Lutsky, Principal Financial Officer

Date:  January 11, 2011