Form 10-Q
period 2011-02-28
KNIGHT CAPITAL, CORP.
filed 2011-04-11
CIK 1439984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

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

As of March 24, 2011 the Issuer had 1,320,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The  financial statements of Knight Capital Corp.,  (the "Company"), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the financial statements of the Company for the fiscal year ended May 31, 2010, as included in the Company's annual report on Form 10-K.

KNIGHT CAPITAL CORP

FINANCIAL STATEMENTS

PERIOD ENDED FEBRUARY 28, 2011

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet (Unaudited)	4

Statements of Operations (Unaudited)	5-6

Statements of Cash Flows (Unaudited)	7

Notes to Unaudited Financial Statements	8-9

KNIGHT CAPITAL CORP
(A Development Stage Company)
BALANCE SHEETS

	February 28, 2011	May 31, 2010
	(Unaudited)
ASSETS

Current assets
Cash	$ 4	$ 1,289
Total current assets	4	1,289

Total Assets	$ 4	$ 1,289

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	$ 5,146	$ -
Accrued Interest Payable	-	247
Loan Payable - Related parties	-	4,100
Total current liabilities	5,146	4,347

Total Liabilities	5,146	4,347

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	4,347	-
Deficit accumulated during the development
Stage	(25,329)	(18,898)

Total Stockholders' Equity	(5,142)	(3,058)

Total Liabilities and Stockholders' Equity	$ 4	$ 1,289

The accompanying notes are an integral
part of the financial statements.

KNIGHT CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
	Three Months	Three Months	Nine Months	Nine Months	(May 22, 2008)
	Ended	Ended	Ended	Ended	Through
	Feb. 28, 2011	Feb. 28, 2010	Feb. 28, 2011	Feb. 28, 2010	Feb. 28, 2011

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Filing Fees	-	-	60	-	60
General and administrative	-	-	-	-	17
Legal and accounting	2,083	590	6,371	4,496	25,005
	2,083	590	6,431	4,496	25,082

Gain (loss) from operations	(2,083)	(590)	(6,431)	(4,496)	(25,082)

Other income (expense):	-	-	-	-	(247)

Income (loss) before
provision for income taxes	(2,083)	(590)	(6,431)	(4,496)	(25,329)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (2,083)	$ (590)	$ (6,431)	$ (4,496)	$ (25,329)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	1,320,000	1,320,000	1,320,000	1,320,000

The accompanying notes are an integral
part of the financial statements.

KNIGHT CAPITAL CORP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

				Period From
				Inception
	Nine Months	Nine Months		(May 22, 2008)
	Ended	Ended		Through
	February 28, 2011	February 28, 2010		February 28, 2011

Cash Flows From Operating Activities:
Net income (loss)	$ (6,431)	$ (4,496)		$ (25,329)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances		-		3,840
Accounts payable	5,146	-		5,393
Net cash provided by (used for)
operating activities	(1,285)	(4,496)		(16,096)

Cash Flows From Investing Activities:	-	-		-

Cash Flows From Financing Activities:
Sales of common stock	-	-		12,000
Loan payable - related parties	-	4,100	&	4,100
Net cash provided by (used for)
financing activities	-	4,100		16,100

Net Increase (Decrease) In Cash	(1,285)	(396)		4

Cash At The Beginning Of The Period	1,289	2,270		-

Cash At The End Of The Period	$ 4	$ 1,874		$ 4

Schedule Of Non-Cash Investing And Financing
Activities

Cash paid for interest	$ -	$ -		$ -
Cash paid for income taxes	$ -	$ -		$ -
Shareholder debt contributed to capital	$ 4,347	$ -		$ 4,347

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

NOTE 2.  CHANGE IN CONTROL

On September 15, 2010, the Company had a change of control.  On that date, a group of buyers (the “Buyers”) acquired a total of 1,254,000 shares, representing 95% of the issued and outstanding common stock of the Company. The shares were purchased for cash, and the transaction resulted in a change of control.   Trout Trading Company, Inc., a Colorado corporation, acquired 427,000 shares, or approximately 32.35% of the issued and outstanding stock.  Five other Buyers, including Zeng Mei Ying, Chen Shao Xing, Zeng Guo Ji, Jiang Hui Fang and Zeng Chen Ti, each acquired 125,400 shares, or 9.5% of the issued and outstanding stock.  The selling shareholders as a group retained ownership of 66,000 shares of the Company.

In connection with the change in control, previously outstanding unsecured, 10% interest bearing loans and accrued interest payable to an officer and shareholders were paid in full.  The satisfaction of this debt is recorded as a contribution to the capital of the Company.

NOTE 3.  SUBSEQUENT EVENT

New management contributed a total of $4,000 to fund the working capital needs of the Company.

The Company will file an amendment to its Articles of Incorporation to change its name to “Xian Resources, Ltd.,” pursuant to a written consent of shareholders holding more than a majority of the company’s issued and outstanding shares.  The name change is expected to become effective in early May, 2011.

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

Liquidity and Capital Resources

As of February 28, 2011, the Company remains in the development stage.  For the period ended February 28, 2011, the Company’s balance sheet reflects total assets of $4, and current liabilities of $5,146.

Results of Operations

During the period from May 22, 2008 (inception) through February 28, 2011, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended February 28, 2011, other than a change in controlling shareholders. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to 0be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended February 28, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KNIGHT CAPITAL CORP

By:  /S/ Jay Lutsky

Jay Lutsky, Chief Executive Officer

Date:  April 8, 2011

By: /S/ Jay Lutsky

Jay Lutsky, Principal Financial Officer

Date:  April 8, 2011