Form 10-Q
period 2011-08-31
XIAN RESOURCES, LTD.
filed 2011-10-17
CIK 1439984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53213

XIAN RESOURCES, LTD

(Exact name of registrant as specified in its charter)

Colorado	26-2666503
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1175 Osage, Suite 204 Denver, CO 80204
(Address of principal executive offices)
303-623-5400
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not applicable.

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

[ X ] Yes   [ ] No

As of October 12, 2011 the Issuer had 1,320,000 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Xian Resources, Ltd., (the "Company"), a Colorado corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the financial statements of the Company for the fiscal year ended May 31, 2011, as included in the Company's annual report on Form 10-K.

XIAN RESOURCES, LTD

FINANCIAL STATEMENTS

PERIOD ENDED AUGUST 31, 2011

XIAN RESOURCES, LTD.
Formerly Knight Capital Corp.
(A Development Stage Company)
BALANCE SHEETS

	August 31, 2011	May 31, 2011
	(unaudited)
ASSETS

Current assets
Cash	$ 3,728	$ 1,478
Total current assets	3,728	1,478

Total Assets	$ 3,728	$ 1,478

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	$ 5,303	$ 2,008
Loan Payable - Related parties	7,750	4,000
Total current liabilities	13,053	4,347

Total Liabilities	13,053	4,347

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	4,347	4,347
Deficit accumulated during the development
stage	(29,512)	(24,717)

Total Stockholders' Equity	(9,325)	(3,058)

Total Liabilities and Stockholders' Equity	$ 3,728	$ 1,289

The accompanying notes are an integral part of the financial statements.

XIAN RESOURCES LTD.
Formerly Knight Capital Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Inception
	For the three	For the three	(May 22, 2008)
	Months ended	Months ended	Through
	August 31, 2011	August 31, 2010	August 31, 2011

Revenue	$ -	$ -	$ -

Operating expenses:
Filing Fees	-	60	60
General and administrative	-	-	43
Legal and accounting	4,795	-	29,162
	4,795	60	29,265

Gain (loss) from operations	(4,795)	(60)	(29,265)

Other income (expense):	-	-	(247)

Income (loss) before
provision for income taxes	(4,795)	(60)	(29,512)

Provision for income tax	-	-	-

Net income (loss)	$ (4,795)	$ (60)	$ (29,512)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -

Weighted average number of
common shares outstanding	1,320,000	1,320,000

The accompanying notes are an integral part of the financial statements.

XIAN RESOURCES, LTD.
Formerly Knight Capital Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	For the three	For the three	(May 22, 2008)
	Months ended	Months ended	Through
	August 31, 2011	August 31, 2010	August 31, 2011

Cash Flows From Operating Activities:
Net income (loss)	$ (4,795)	$ (60)	$ (29,512)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances	-	-	3,840
Accrued interest payable	-	-	247
Accounts payable	3,295	-	5,303
Net cash provided by (used for)
operating activities	(1,500)	(60)	(20,122)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Sales of common stock	-	-	12,000
Loan payable - related parties	3,750	-	11,850
Net cash provided by (used for)
financing activities	3,750	-	23,850

Net Increase (Decrease) In Cash	2,250	(60)	3,728

Cash At The Beginning Of The Period	1,478	1,289	-

Cash At The End Of The Period	$ 3,728	$ 1,229	$ 3,728

Schedule Of Non-Cash Investing And Financing
Activities

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Shareholder debt contributed to capital	$ -	$ -	$ 4,347

The accompanying notes are an integral part of the financial statements.

XIAN RESOURCES, LTD

FINANCIAL STATEMENTS

PERIOD ENDED AUGUST 31, 2011

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Xian resources, Ltd, Formerly Knight Capital Corp (the “Company”), was incorporated in the State of Colorado on May 22, 2008. The Company was formed to explore merger and acquisitions opportunities with other companies. The Company is currently considered to be in the development stage, having generated no revenues and conducted only limited activities.

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

XIAN RESOURCES, LTD

FINANCIAL STATEMENTS

PERIOD ENDED AUGUST 31, 2011

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, has no present source of revenue, and as of August 31, 2011 had an accumulated deficit of $29,512. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3.  RELATED PARTY LOAN

The Company has received loans from an officer and shareholders.  The loans are unsecured and do not accrue interest.  At the discretion of the Company’s Board of Directors, on the date an agreement has been reached to merge or sell the company, a cash payment of principal is to be made in lump sum or converted into common shares at a market value of $.02 per share.

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

Liquidity and Capital Resources

As of August 31, 2011, the Company remains in the development stage.  For the period ended August 31, 2011, the Company’s balance sheet reflects total assets of $3,728, and current liabilities of $13,053.

Results of Operations

During the period from May 22, 2008 (inception) through August 31, 2011, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended August 31, 2011. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending May 31, 2012, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction.  The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company anticipates that it will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending May 31, 2012 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

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

As of the end of the period covered by this report, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting previously described in our 10-K for the period May 31, 2011 which included deficiencies in financial reporting and monitoring and lack of segregation of duties, our sole officer concluded that, as of August 31, 2011, the Company's disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended August 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

XIAN RESOURCES, LTD

By:  /S/ Jay Lutsky

Jay Lutsky, Chief Executive Officer

Date:  October 17, 2011

By: /S/ Jay Lutsky

Jay Lutsky, Principal Financial Officer

Date:  October 17, 2011