Form 10-Q
period 2011-11-30
XIAN RESOURCES, LTD.
filed 2012-01-13
CIK 1439984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

[ X ] Yes   [ ] No

As of January 6, 2012 the Issuer had 1,320,000 shares of common stock issued and outstanding.

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

XIAN RESOURCES, LTD

FINANCIAL STATEMENTS

PERIOD ENDED NOVEMBER 30, 2011

XIAN RESOURCES, LTD.
Formerly Knight Capital Corp.
(A Development Stage Company)
BALANCE SHEETS

	Nov. 30, 2011	May 31, 2011
	(unaudited)
ASSETS

Current assets
Cash	$ 1,093	$ 1,478
Total current assets	1,093	1,478

Total Assets	$ 1,093	$ 1,478

LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts Payable	$ 4,308	$ 2,008
Loan Payable - Related parties	8,750	4,000
Total current liabilities	13,058	6,008

Total Liabilities	13,058	6,008

Stockholders' Equity (Deficit)
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	4,347	4,347
Deficit accumulated during the development
stage	(32,152)	(24,717)

Total Stockholders' Equity (Deficit)	(11,965)	(4,530)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,093	$ 1,478

The accompanying notes are an integral part of the financial statements.

XIAN RESOURCES, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
	Three Months	Three Months	Six Months	Six Months	(May 22, 2008)
	Ended	Ended	Ended	Ended	Through
	Nov. 30, 2011	Nov. 30, 2010	Nov. 30, 2011	Nov. 30, 2010	Nov. 30, 2011

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Filing Fees	-	-	-	60	60
General and administrative	-	-	-	-	43
Legal and accounting	2,640	4,288	7,435	4,288	31,802
	2,640	4,288	7,435	4,348	31,905

Gain (loss) from operations	(2,640)	(4,288)	(7,435)	(4,348)	(31,905)

Other income (expense):	-	-	-	-	(247)

Income (loss) before
provision for income taxes	(2,640)	(4,288)	(7,435)	(4,348)	(32,152)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (2,640)	$ (4,288)	$ (7,435)	$ (4,348)	$ (32,152)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of
common shares outstanding	1,320,000	1,320,000	1,320,000	1,320,000

The accompanying notes are an integral part of the financial statements

XIAN RESOURCES, LTD.
Formerly Knight Capital Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	For the six	For the six	(May 22, 2008)
	months ended	months ended	Through
	Nov. 30, 2011	Nov. 30, 2010	Nov. 30, 2011

Cash Flows From Operating Activities:
Net income (loss)	$ (7,435)	$ (4,348)	$ (32,152)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances	-	-	3,840
Accrued interest payable	-	-	247
Accounts payable	2,300	3,063	4,308
Net cash provided by (used for)
operating activities	(5,135)	(1,285)	(23,757)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Sales of common stock	-	-	12,000
Loan payable - related parties	4,750	-	12,850
Net cash provided by (used for)
financing activities	4,750	-	24,850

Net Increase (Decrease) In Cash	(385)	(1,285)	1,093

Cash At The Beginning Of The Period	1,478	1,289	-

Cash At The End Of The Period	$ 1,093	$ 4	$ 1,093

Schedule Of Non-Cash Investing And Financing
Activities

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Shareholder debt contributed to capital	$ 4,347	$ 4,347	$ 4,347

The accompanying notes are an integral part of the financial statements.

XIAN RESOURCES, LTD

FINANCIAL STATEMENTS

PERIOD ENDED NOVEMBER 30, 2011

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Xian Resources, Ltd. (the “Company”), was incorporated in the State of Colorado on May 22, 2008 under the name Knight Capital Corp. The Company was formed to explore merger and acquisitions opportunities with other companies. The Company is currently considered to be in the development stage, having generated no revenues and conducted only limited activities.

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

Income tax

The Company accounts for income taxes under Accounting Standards Codification (ASC) 740, wherein deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

XIAN RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

PERIOD ENDED NOVEMBER 30, 2011

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, has no present source of revenue, and as of November 30, 2011 had an accumulated deficit of $32,152. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions.  The Company also hopes to consummate merger and acquisition transactions through marketing efforts. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 3.  RELATED PARTY TRANSACTIONS

The Company has received loans from a shareholder totaling $8,750, including $1,000 in the current quarter.  The loans are unsecured and do not accrue interest.  At the discretion of the Company’s Board of Directors, on the date an agreement has been reached to merge or sell the company, a cash payment of principal is to be made in lump sum or converted into common shares at a market value of $.02 per share.

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

Liquidity and Capital Resources

As of November 30, 2011, the Company remains in the development stage.  As of and for the period ended November 30, 2011, the Company’s balance sheet reflects total assets of $1,093, and current liabilities of $13,058.

Results of Operations

During the period from May 22, 2008 (inception) through November 30, 2011, the Company has engaged in organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended, as well as efforts to locate a business combination.   The Company had no activity during the quarter ended November 30, 2011. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued).

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

The Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its major shareholders to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  During the current quarter, management provided a non-interest bearing advance of $1,000 to fund the working capital needs of the Company.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.

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

As of the end of the period covered by this report, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting previously described in our 10-K for the period May 31, 2011 which included deficiencies in financial reporting and monitoring and lack of segregation of duties, our sole officer concluded that, as of November 30, 2011, the Company's disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended November 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

SCH XBRL Schema Document.*

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101

LAB XBRL Taxonomy Extension Label Linkbase Document.*

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

101

DEF XBRL Taxonomy Extension Definition Linkbase Document.*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XIAN RESOURCES, LTD.

By:  /S/ Jay Lutsky

Jay Lutsky, Chief Executive Officer

Date:  January 12, 2012

By: /S/ Jay Lutsky

Jay Lutsky, Principal Financial Officer

Date:  January 12, 2012