Form 10-Q
period 2012-02-29
XIAN RESOURCES, LTD.
filed 2012-04-16
CIK 1439984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-53213

XIAN RESOURCES, LTD.

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

          [ X ] Yes   [ ] No

As of April 16, 2012 the Issuer had 1,320,000 shares of common stock issued and outstanding.

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

XIAN RESOURCES, LTD.

FINANCIAL STATEMENTS

PERIOD ENDED FEBRUARY 29, 2012

XIAN RESOURCES, LTD.
(A Development Stage Company)
BALANCE SHEETS

	February 29, 2012	May 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash	$ 1,093	$ 1,478
Total current assets	1,093	1,478

Total Assets	$ 1,093	$ 1,478

LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts Payable	$ 4,946	$ 2,008
Loan Payable - Related parties	9,500	4,000
Total current liabilities	14,446	6,008

Total Liabilities	14,446	6,008

Stockholders' Equity (Deficit)
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	4,347	4,347
Deficit accumulated during the development
Stage	(33,540)	(24,717)

Total Stockholders' Equity (Deficit)	(13,353)	(4,530)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,093	$ 1,478

The accompanying notes are an integral
part of the financial statements.

XIAN RESOURCES, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
	Three Months	Three Months	Nine Months	Nine Months	(May 22, 2008)
	Ended	Ended	Ended	Ended	Through
	Feb. 29. 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012
Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Filing Fees	-	-	-	60	60
General and administrative	-	-	-	-	43
Legal and accounting	1,388	2,083	8,823	6,371	33,190
	1,388	2,083	8,823	6,431	33,293

Gain (loss) from operations	(1,388)	(2,083)	(8,823)	(6,431)	(33,293)

Other income (expense):	--	-	-	--	(247)

Income (loss) before
provision for income taxes	(1,388)	(2,083)	(8,823)	(6,431)	(33,540)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (1,388)	$ (2,083)	$ (8,823)	$ (6,431)	$ (33,540)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of
common shares outstanding	1,320,000	1,320,000	1,320,000	1,320,000

The accompanying notes are an integral
part of the financial statements.

XIAN RESOURCES, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	Nine Months	Nine Months	(May 22, 2008)
	Ended	Ended	Through
	Feb. 29, 2011	Feb. 28. 2011	Feb. 29, 2011

Cash Flows From Operating Activities:
Net income (loss)	$ (8,823)	$ (6,431)	$ (33,540)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances		-	3,840
Accrued interest payable			247
Accounts payable	2,938	5,146	4,946
Net cash provided by (used for)
operating activities	(5,885)	(1,285)	(24,507)
Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Sales of common stock	-	-	12,000
Loan payable - related parties	5,500	-	13,600
Net cash provided by (used for)
financing activities	5,500	-	25,600

Net Increase (Decrease) In Cash	(385)	(1,285)	1,093

Cash At The Beginning Of The Period	1,478	1,289	-

Cash At The End Of The Period	$ 1,093	$ 4	$ 1,093

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Shareholder debt contributed to capital	$ -	$ 4,347	$ 4,347

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

(Unaudited)

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, has no present source of revenue, and as of February 29, 2012 had an accumulated deficit of $33,540. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

The Company has received loans from a shareholder totaling $9,500, including $750 in the current quarter.  The loans are unsecured and do not accrue interest.  At the discretion of the Company’s Board of Directors, on the date an agreement has been reached to merge or sell the company, a cash payment of principal is to be made in lump sum or converted into common shares at a market value of $.02 per share.

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

Liquidity and Capital Resources

As of February 29, 2012, the Company remains in the development stage.  As of and for the period ended February 29, 2012, the Company’s balance sheet reflects total assets of $1,093, and current liabilities of $14,446.

Results of Operations

During the period from May 22, 2008 (inception) through February 29, 2012, the Company has engaged in organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended, as well as efforts to locate a business combination.   The Company had no activity during the quarter ended February 29, 2012. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

The Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its major shareholders to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities.  During the current quarter, management provided a non-interest bearing advance of $750 to fund the working capital needs of the Company.

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

As of the end of the period covered by this report, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting previously described in our 10-K for the period May 31, 2011 which included deficiencies in financial reporting and monitoring and lack of segregation of duties, our sole officer concluded that, as of February 29, 2012, the Company's disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended February 29, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

XIAN RESOURCES, LTD.

By:  /S/ Jay Lutsky

Jay Lutsky, Chief Executive Officer

Date:  April 16, 2012

By: /S/ Jay Lutsky

Jay Lutsky, Principal Financial Officer

Date:  April 16, 2012