Form 10-K
period 2012-05-31
XIAN RESOURCES, LTD.
filed 2012-08-27
CIK 1439984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

[ X ] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of August 20, 2012, the Company had 1,320,000 shares issued and outstanding.

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

As of May 31, 2012, the end of the current fiscal year, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

ITEM 1A.

RISK FACTORS

Not Applicable

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not Applicable

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

MINE SAFETY DISCLOSURES.

Not Applicable

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

Period Ended May 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Xian Resources, Ltd.

We have audited the accompanying balance sheets of Xian Resources, Ltd. as of May 31, 2012 and 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended May 31, 2012. Xian Resources, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xian Resources, Ltd. as of May 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Comiskey & Company

PROFESSIONAL CORPORATION

Denver, Colorado

July 30, 2012

XIAN RESOURCES, LTD.
(A Development Stage Company)
BALANCE SHEETS
May 31, 2012 and 2011

	May 31, 2012	May 31, 2011

ASSETS

Current assets
Cash	$ 593	$ 1,478
Total current assets	593	1,478

Total Assets	$ 593	$ 1,478

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	$ 5,902	$ 2,008
Loan Payable - Related parties	9,750	4,000
Total current liabilities	15,652	6,008

Total Liabilities	15,652	6,008

Stockholders' Equity
Preferred stock, no par value;
10,000,000 shares authorized;
None issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	4,347	4,347
Deficit accumulated during the development
stage	(35,246)	(24,717)

Total Stockholders' Equity	(15,059)	(4,530)

Total Liabilities and Stockholders' Equity	$ 593	$ 1,478

The accompanying notes are an integral
part of the financial statements.

XIAN RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the years ended May 31, 2012 and 2011

			Period From
			Inception
	For the year	For the year	(May 22, 2008)
	Ended	Ended	Through
	31-May-12	31-May-11	31-May-12

Revenue	$ -	$ -	$ -

Operating expenses:
Filing Fees	-	60	60
General and administrative	-	26	43
Legal and accounting	10,529	5,733	34,896
	10,529	5,819	34,999

Gain (loss) from operations	(10,529)	(5,819)	(34,999)

Other income (expense):	-	-	(247)

Income (loss) before
provision for income taxes	(10,529)	(5,819)	(35,246)

Provision for income tax	-	-	-

Net income (loss)	$ (10,529)	$ (5,819)	$ (35,246)

Net income (loss) per share
(Basic and fully diluted)	$ -	$ -

Weighted average number of
common shares outstanding	1,320,000	1,320,000

The accompanying notes are an integral
part of the financial statements.

XIAN RESOURCES LTD.
STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended May 31, 2012 and 2011
And Inception (May 22, 2008) to May 31, 2012

				Deficit
	Common			Accumulated	Stock-
	Stock	No Par	Paid In	During	holders'
	Shares	Amount	Capital	Dev. Stage	Equity

Balances at May 22, 2008	-	$ -	$ -	$ -	$ -

Compensatory stock issuance -
Founders	320,000	3,840			3,840

Sales of common stock	416,668	5,000			5,000

Net income (loss) for the period				(3,840)	(3,840)

Balances at May 31, 2008	736,668	8,840	-	(3,840)	5,000

Sales of common stock	583,332	7,000			7,000

Net income (loss) for the period				(9,730)	(9,730)

Balances at May 31, 2009	1,320,000	15,840	-	(13,570)	2,270

Net income (loss) for the period				(5,328)	(5,328)

Balances at May 31, 2010	1,320,000	15,840	-	(18,898)	(3,058)

Shareholder loans contributed to capital			4,347		4,347

Net income (loss) for the period				(5,819)	(5,819)

Balances at May 31, 2011	1,320,000	15,840	4,347	(24,717)	(4,530)

Net income (loss) for the period				(10,529)	(10,529)

Balances at May 31, 2012	1,320,000	$ 15,840	$ 4,347	$ (35,246)	$ (15,059)

The accompanying notes are an integral
part of the financial statements.

XIAN RESOURCES, LTD.
Formerly Knight Capital Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended May 31, 2012 and 2011

			Period From
			Inception
	Year	Year	(May 22, 2008)
	Ended	Ended	Through
	31-May-12	May 31, 2011	31-May-12

Cash Flows From Operating Activities:
Net income (loss)	(10,529)	$ (5,819)	(35,246)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory option issuances			3,840
Accrued interest payable			0
Accounts payable	3,894	2,008	5,902
Net cash provided by (used for)
operating activities	(6,635)	(3,811)	(25,504)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Sales of common stock	-	-	12,000
Loan payable - related parties	5,750	4,000	14,097
Net cash provided by (used for)
financing activities	5,750	4,000	26,097

Net Increase (Decrease) In Cash	(885)	189	593

Cash At The Beginning Of The Period	1,478	1,289	0

Cash At The End Of The Period	593	$ 1,478	593

Schedule Of Non-Cash Investing And Financing
Activities

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Shareholder debt contributed to capital	$ 4,347	$ 4,347	$ 4,347

The accompanying notes are an integral
part of the financial statements.

XIAN RESOURCES LTD

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011

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

MAY 31, 2012 AND 2011

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, has no present source of revenue, and as of May 31, 2012 had an accumulated deficit of $35,246. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

XIAN RESOURCES LTD

Formerly Knight Capital Corp

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011

NOTE 4. INCOME TAXES

A reconciliation of income taxes at statutory rates is as follows:

			Period From
			Inception
	For the year	For the year	(May 22, 2008)
	Ended	Ended	Through
	May 31, 2012	May 31, 2011	May 31, 2012

Net loss per financial statements	$(10,529)	$(5,819)	$(35,246)

Federal tax effect at 15%	1,579	873	5,287

State tax, net of federal benefit 3.5%	369	204	1,234
Valuation allowance	(1,948)	(1,077)	(6,521)

Provision for income tax	-	-	-

The Company’s deferred tax assets consist entirely of the benefit from federal and state net operating loss carry-forwards, and are offset by a full valuation allowance.  The Company has approximately $35,000 in federal and state net operating tax loss carry-forwards that begin to expire in 2027.  These net operating losses may be reduced or eliminated upon a change of control of the company pursuant to Internal Revenue Code Section 381.

NOTE 5.  LOAN PAYABLE – RELATED PARTIES:

The Company has received loans from its current and former officers and shareholders.  At May 31, 2012, the loans are unsecured and non-interest bearing, with a balance of $9,750.

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

Not Applicable

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

As of the end of the period covered by this report, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer concluded that, as of May 31, 2012, the Company's disclosure controls and procedures were not effective.

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

Our sole officer evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of May 31, 2012:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of May 31, 2012, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting during the year ended May 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions held
Jay Lutsky	69	CEO, CFO and DIRECTOR

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

Directorships

To the best of its knowledge, the Company’s sole officer and director is not an officer or director of any other company with shares registered pursuant to Section 12 of the Exchange Act.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 31, 2012, the ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Company except as may be otherwise noted.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

As of the date of this filing, the aggregate fees billed by Comiskey & Company, P.C., for audit of the Company’s financial statements were $5,950 for the fiscal year ended May 31, 2012 and $5,785 for the fiscal year ended May 31, 2011.

Audit Related Fees

Comiskey & Company, P.C., did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended May 31, 2011 or the fiscal year ended May 31, 2012.

Tax Fees

The aggregate fees billed by Comiskey & Company, P.C., for tax compliance, advice and planning were $- for the fiscal year ended May 31, 2011 and $- for the fiscal year ended May 31, 2012.

All Other Fees

Comiskey & Company, P.C., did not bill the Company for any products and services other than the foregoing during the fiscal year ended May 31, 2011 or the fiscal year ended May 31, 2012.

Audit Committee=s Pre-approval Policies and Procedures

Xian Resources, Inc., a blind pool reporting company which is not yet publicly traded, does not have a separate audit committee.  The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for the fiscal years ended May 31, 2012 and 2011.

(b)

Exhibits.

3.1	Certificate of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 22, 2008).

3.2	Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 22, 2008).

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	SCH XBRL Schema Document.*

101	INS XBRL Instance Document.*

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101	LAB XBRL Taxonomy Extension Label Linkbase Document.*

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XIAN RESOURCES, LTD

By:  /S/ Jay Lutsky

Jay Lutsky, Chief Executive Officer

Date: August 27, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Jay Lutsky

Jay Lutsky, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director.

Date: August 27, 2012