Form 10-K/A
period 2012-05-31
XIAN RESOURCES, LTD.
filed 2012-10-03
CIK 1439984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Xian Resources, Ltd.  (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment 1”) to its periodic report on Form 10-K, which was originally filed with the Securities and Exchange Commission on August 27, 2012 “Original Filing”) for the purpose of updating the Company’s financial reports to include a report from our independent accountant that opines on the cumulative data for the cumulative period from inception (May 22, 2008) to May 31, 2012.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

(A Development Stage Company)

Financial Statements

Period Ended May 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Xian Resources, Ltd.

We have audited the accompanying balance sheets of Xian Resources, Ltd. as of May 31, 2012 and 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended May 31, 2012 and for the period from inception (May 22, 2008) to May 31, 2012. Xian Resources, Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of intemal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s intemal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xian Resources, Ltd. as of May 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2012 and for the period from inception (May 22, 2008) to May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has recurring losses, has negative working capital and has a total stockholders’ deficit, which raise substantial doubt about its ability to continue as a going concern. Managements plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/.Comiskey & Company

PROFESSIONAL CORPORATION

Denver, Colorado

October 1, 2012

Certified Public Accountants & Consultants

7900 East Union Ave Suite 150 • Denver CO 80237

(303) 830-2255 • Fax (303) 830-0876 • info@comiskey.com • www.comiskey.com

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

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for the fiscal years ended May 31, 2012 and 2011.

(b)

Exhibits.

3.1	Certificate of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 22, 2008).

3.2	Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 22, 2008).

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	SCH XBRL Schema Document.**

101	INS XBRL Instance Document.**

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.**

101	LAB XBRL Taxonomy Extension Label Linkbase Document.**

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.**

101	DEF XBRL Taxonomy Extension Definition Linkbase Document.**

 * Filed Herewith

**Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XIAN RESOURCES, LTD

By:  /S/ Jay Lutsky

Jay Lutsky, Chief Executive Officer

Date: October 3, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Jay Lutsky

Jay Lutsky, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director.

Date: October 3, 2012