Form 10-Q
period 2012-11-30
XIAN RESOURCES, LTD.
filed 2013-01-22
CIK 1439984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

[ X ] Yes   [ ] No

As of January 14, 2013 the Issuer had 1,320,000 shares of common stock issued and outstanding.

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

XIAN RESOURCES, LTD

FINANCIAL STATEMENTS

PERIOD ENDED NOVEMBER 30, 2012

INDEX TO FINANCIAL STATEMENTS:	PAGE

Balance Sheets (Unaudited)	4

Statements of Income Operations (Unaudited)	5-6

Statements of Cash Flows (Unaudited)	7

Notes to Financial Statements (Unaudited)	8-10

XIAN RESOURCES, LTD.
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2012	May 31, 2012
	(Unaudited)
ASSETS

Current assets
Cash	$ 827	$ 593
Total current assets	827	593

Total Assets	$ 827	$ 593

LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts Payable	$ 8,317	$ 5,902
Loan Payable - Related parties	9,750	9,750
Total current liabilities	18,067	15,652

Stockholders' Deficit
Preferred stock, no par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
1,320,000 shares issued and outstanding	15,840	15,840
Additional paid in capital	9,847	4,347
Deficit accumulated during the development
Stage	(42,927)	(35,246)

Total Stockholders' Equity (Deficit)	(17,240)	(15,059)

Total Liabilities and Stockholders' Equity (Deficit)	$ 827	$ 593

The accompanying notes are an integral
part of the financial statements.

XIAN RESOURCES, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
	Three Months	Three Months	Six Months	Six Months	(May 22, 2008)
	Ended	Ended	Ended	Ended	Through
	Nov. 30, 2012	Nov. 30, 2011	Nov. 30, 2012	Nov. 30, 2011	Nov. 30, 2012

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Filing Fees	-	-	-	4	60
General and administrative	15	-	15	-	58
Legal and accounting	1,269	2,640	7,666	7,435	42,562
	1,284	2,640	7,681	7,435	42,680

Gain (loss) from operations	(1,284)	(2,640)	(7,681)	(7,435)	(42,680)

Other income (expense):	-	-	-	-	(247)

Income (loss) before
provision for income taxes	(1,284)	(2,640)	(7,681)	(7,435)	(42,927)

Provision for income tax	-	-	-	-	-

Net income (loss)	$ (1,284)	$ (2,640)	$ (7,681)	$ (7,435)	$ (42,927)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of
common shares outstanding	1,320,000	1,320,000	1,320,000	1,320,000

The accompanying notes are an integral
part of the financial statements.

XIAN RESOURCES, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Inception
	For the Six	For the Six	(May 22, 2008)
	Months Ended	Months ended	Through
	November 30, 2012	November 30, 2011	November 30, 2012

Cash Flows From Operating Activities:
Net loss	$ (7,681)	$ (7,435)	$ (42,927)

Adjustments to reconcile net loss to
net cash used for
operating activities:
Compensatory option issuances	-	-	3,840
Accrued interest payable
Accounts payable	2,415	2,300	8,317
Net cash provided by (used for)
operating activities	(5,266)	(5,135)	(30,770)

Cash Flows From Investing Activities:		-	-

Cash Flows From Financing Activities:		-
Sales of common stock	-	-	12,000
Funding from related parties	5,500	4,750	19,597
Net cash provided by
financing activities	5,500	4,750	31,597

Net Increase (Decrease) In Cash	234	(385)	827

Cash At The Beginning Of The Period	593	1,478	-

Cash At The End Of The Period	$ 827	$ 1,093	$ 827

Schedule Of Non-Cash Investing And Financing
Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Shareholder debt contributed to capital	$ -	$ -	$ 4,347

The accompanying notes are an integral
part of the financial statements.

XIAN RESOURCES, LTD

FINANCIAL STATEMENTS

PERIOD ENDED NOVEMBER 30, 2012

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

PERIOD ENDED NOVEMBER 30, 2012

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, has no present source of revenue, and as of November 30, 2012 had an accumulated deficit of $42,927. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

XIAN RESOURCES, LTD

FINANCIAL STATEMENTS

PERIOD ENDED NOVEMBER 30, 2012

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

Liquidity and Capital Resources

As of November 30, 2012, the Company remains in the development stage.  For the period ended November 30, 2012, the Company’s balance sheet reflects total assets of $827, and current liabilities of $18,067.

Results of Operations

During the period from May 22, 2008 (inception) through November 30, 2012, the Company has engaged in no significant operations other than organizational activities and preparation and filing of its registration statement on Form 10 under the Securities Exchange Act of 1934, as amended.   The Company had no activities during the quarter ended November 30, 2012. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination.  Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

As of the end of the period covered by this report, our sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting previously described in our 10-K for the period May 31, 2012 which included deficiencies in financial reporting and monitoring and lack of segregation of duties, our sole officer concluded that, as of November 30, 2012, the Company's disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended November 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

XIAN RESOURCES, LTD

By:  /S/ Jay Lutsky

Jay Lutsky, Chief Executive Officer

Date:  January 18, 2013

By: /S/ Jay Lutsky

Jay Lutsky, Principal Financial Officer

Date:  January 18, 2013